Form 10-Q
period 1996-03-31
IN FLIGHT PHONE CORP
filed 1996-05-16
CIK 945899

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




           For the First Quarter Ended         Commission File Number
               March 31, 1996                     33-92752




                          IN-FLIGHT PHONE CORPORATION
                                 One Tower Lane
                          Oakbrook Terrace, IL  60181
                                 (708) 573-2660



            Delaware                                36-3733319
     ------------------------         ------------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  ___X___      NO________

At March 31, 1996, Registrant had outstanding 2,339,754 shares of $0.01 par value common stock.

                         IN-FLIGHT PHONE CORPORATION
                     (A Subsidiary of IFP Holdings, Inc.)


                              INDEX TO FORM 10-Q




                                                                 Page No.
                                                                 --------

COVER                                                             1

INDEX                                                             2

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheet as of               3
         March 31, 1996 and December 31, 1995

         Condensed Consolidated Statement of Operations for the   4
         three months ended March 31, 1996 and 1995

         Condensed Consolidated Statement of Cash Flows for the   5
         three months ended March 31, 1996 and 1995

         Condensed Consolidated Statement of Changes in
         Stockholder's Deficit                                    6

         Notes to Condensed Consolidated Financial Statements     7

Item 2.  Management's Discussion and Analysis of Financial        8
         Condition and Results of Operations


PART II.  OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings                                       11

Item 6.   Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                        13

EXHIBIT INDEX                                                     14

FINANCIAL DATA SCHEDULE                                           17

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)


                                                      Mar. 31, 1996     Dec. 31, 1995
                                                      -------------     -------------
                                                        (unaudited)
ASSETS
- ------
Cash and cash equivalents                                   $33,805        $47,918
Short-term investments at fair value                         20,002         28,123
Other current assets                                            186            103
                                                           --------       --------
      Total current assets                                   53,993         76,144
Fixed assets                                                111,814        104,511
Other noncurrent assets                                      11,398         19,245
                                                           --------       --------
      Total assets                                         $177,205       $199,900
                                                           ========       ========


LIABILITIES AND STOCKHOLDER'S DEFICIT
- -------------------------------------
Accounts payable and accrued liabilities                   $ 28,230       $ 32,746
Notes payable and lease obligations-current
  portions                                                    2,079          1,684
                                                          ---------      ---------
      Total current liabilities                              30,309         34,430
                                                          ---------      ---------
Senior discount notes                                       198,929        191,591
Notes payable-related parties                                24,964         24,964
Interest payable-related parties                              4,172          3,118
Other long-term liabilities                                   5,492          6,058
                                                          ---------      ---------
      Total long-term liabilities                           233,557        225,731
                                                          ---------      ---------

Exchangeable, mandatorily redeemable
  preferred stock                                            39,280         37,434

Warrants                                                     27,387         27,387

Stockholder's deficit:
       Common stock and paid in capital, $.01 par
         value, 10,000,000 shares
         authorized;  2,339,754 shares
         issued and outstanding at
         March 31, 1996 and December 31, 1995               157,758        159,604
       Accumulated deficit                                 (311,431)      (285,080)
       Unrealized gain on investments                           345            394
                                                           --------       --------
       Total stockholder's deficit                         (153,328)      (125,082)
                                                           --------       --------
       Total liabilities and stockholder's deficit         $177,205       $199,900
                                                           ========       ========



   The accompanying notes are an integral part of these financial statements

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (amounts in thousands)
                                  (unaudited)





                                                    Three months ended
                                                        March 31,
                                                   1996            1995
                                                   ----            ----
REVENUES
- --------
FlightLink system revenue                       $   1,450      $     445

EXPENSES
- --------
Direct operating costs                              1,959            940
Research and development                              828          1,134
Selling, general and administrative                13,180          5,512
Depreciation and amortization                       3,722          2,966
                                                ---------      ---------
                                                   19,689         10,552
                                                ---------      ---------

Loss from operations                              (18,239)       (10,107)

Interest expense                                   (8,913)        (1,954)
Interest income                                       801             45
                                                ---------      ---------

Loss before income taxes                          (26,351)       (12,016)

Income taxes                                           -              -
                                                ---------      ---------

Net loss                                        $ (26,351)     $ (12,016)
                                                =========      =========



   The accompanying notes are an integral part of these financial statements

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (amounts in thousands except share data)
                                  (unaudited)


                                                                          Three months ended
                                                                                March 31,
                                                                      1996                     1995
                                                                     ------                   ------
Cash flows used for operating activities:
      Net loss                                                     $(26,351)                $(12,016)
      Adjustments to reconcile net loss to net
        cash used for operating activities:
      Depreciation and amortization                                   3,722                    2,966
      Amortization of financing fees and discounts                    7,858                    1,728
      Employee stock option plan expense                                                         470
      Change in assets and liabilities:
      Other current assets                                              (83)                     (49)
      Accounts payable and accrued liabilities                       (4,516)                   2,852
      Accounts payable-affiliate                                          -                       90
      Interest payable                                                1,083                      (54)
      Other long-term liabilities                                       124                      (15)
      Other-net                                                         412                       (3)
                                                                   --------                 --------
          Net cash used for operating activities                    (17,751)                  (4,031)
                                                                   --------                 --------

Cash flows used for investing activities:
      Purchase of short term investments                            (26,557)                       -
      Proceeds from maturity and sale of short term
          investments                                                34,188                        -
      Decrease (increase) in other noncurrent assets                  7,306                   (1,481)
      Additions to fixed assets                                     (11,004)                 (16,364)
                                                                   --------                 --------
          Net cash provided (used) by investing activities            3,933                  (17,845)
                                                                   --------                 --------

Cash flows from financing activities:
      Advances from (repayment to) parent                                 -                   19,886
      Repayment of debt                                                   -                       -
      Repayments to related parties                                       -                     (387)
      Repayments under capital leases                                  (295)                    (550)
                                                                   --------                 --------
      Net cash provided (used) by financing activities                 (295)                  18,949
                                                                   --------                 --------

Net decrease in cash and cash equivalents                           (14,113)                  (2,927)
      Cash and cash equivalents at beginning of period               47,918                    5,711
                                                                   --------                 --------
      Cash and cash equivalents at end of period                   $ 33,805                 $  2,784
                                                                   ========                 ========



   The accompanying notes are an integral part of these financial statements

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                    (amounts in thousands except share data)







                                                     Common Stock
                                                 -------------------
                                                 Number                     Accumulated     Unrealized Gain         Stockholder's
                                               of Shares        Amount         Deficit    (Loss) on Investments        Deficit
                                               ---------        ------      -----------   ---------------------     -------------

Balance at December 31, 1995                   2,339,754       $159,604      $(285,080)            $394               $(125,082)

Dividends and accretion of exchangeable
 mandatorily redeemable preferred
 stock (unaudited)                                               (1,846)                                                 (1,846)

Net loss for three months ended March 31,
   1996 (unaudited)                                                            (26,351)                                 (26,351)

Unrealized loss on investments (unaudited)                                                          (49)                    (49)
                                               ---------       --------      ---------             ----               ---------

Balance at March 31, 1996 (unaudited)          2,339,754       $157,758      $(311,431)            $345               $(153,328)
                                               =========       ========      =========             ====               =========



   The accompanying notes are an integral part of these financial statements

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the unaudited interim periods have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1995.

2.   Fixed assets at March 31, 1996 and December 31, 1995 were as follows:




                                        March 31, 1996      December 31, 1995
                                        --------------      -----------------
                                          (Unaudited)
                                              (amount in thousands)

  FlightLink system                       $ 56,804             $  50,685
  Equipment held for installation           80,453                76,124
  Assets under capital lease                 4,803                 4,994
  Furniture, fixtures, equipment
  and leasehold improvements                 4,722                 3,976
                                          --------              --------
                                           146,782               135,779

  Less accumulated depreciation            (34,968)              (31,268)
                                          --------              --------

                                          $111,814              $104,511
                                          ========              ========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



       The financial statements of the Company as of December 31, 1995 have been audited by the Company's independent public accountants. The financial data as of and for the three months ended March 31, 1996 and March 31, 1995, as presented herein, have been prepared by management and are unaudited. This unaudited data reflects all adjustments, consisting primarily of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods then ended. These interim statements are condensed and do not include all the information required by generally accepted accounting principles in a full set of financial statements. These interim statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the notes thereto.

       The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

       LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1995 the Company had an excess of current assets over current liabilities of $41.7 million, including cash of $47.9 million and short-term investments of $28.1 million. In the first quarter of 1996, the Company completed the installation of the FlightLink system on 22 aircraft bringing the total of aircraft installed with the FlightLink system to 115. The Company incurred a net loss for the period ended March 31, 1996 of $26.4 million compared to a loss of $12.0 million for the same period last year. At March 31, 1996, the Company had an excess of current assets over current liabilities of $23.7 million, including cash of $33.8 million and short-term investments of $20.0 million.

       The Company plans to complete substantially all installations of the basic FlightLink system on its aircraft subject to existing contracts during 1996 and 1997. Additionally, under certain airline agreements, the Company has committed to maintaining technological competitiveness of the FlightLink system, including installation of live television and radio capability during 1997, the technology for which has not yet been developed. These commitments will require significant capital expenditures. The ability of the Company to meet these commitments will depend upon achieving significant and sustained cash flow from operations or obtaining additional sources of financing.

       The Company's ability to generate such cash flow is subject to a number of risks and uncertainties. There can be no assurance as to whether or when the Company's operations will be profitable or whether the Company will at any time have sufficient resources to meet all of its capital expenditure requirements. Based upon current estimates, management believes that the Company will not have sufficient cash resources to meet all of its capital expenditure requirements or to repay in full the principal of the Senior Discount Notes which is due in the year 2002, and will therefore be required to seek additional financing.

       RESULTS OF OPERATIONS

       For the three months ended March 31, 1996, the Company incurred a loss of approximately $26.4 million, which was approximately $14.4 million higher than the loss for the corresponding period in 1995.

       Period Ended March 31, 1996 and Period Ended March 31, 1995

       Revenues

        Revenues increased to $1.4 million in the first quarter of 1996 from $.4 million for the same period in 1995. At March 31, 1996, the Company had installed the FlightLink system on 115 aircraft compared to 109 aircraft at March 31, 1995. The increase in revenue results from the increase in the charge for telephone usage from $.99 per minute with no set-up charge in 1995, to $2.99 per minute and a $2.50 set-up charge in 1996, partially offset by a reduction in telephone usage. Furthermore, the Company increased game pricing in 1996 to $5.00 from $.99 in 1995 and experienced a decrease in game usage of 38%.

       Direct Operating Costs

       Direct operating expenses increased $1.1 million to $2.0 million due to higher airline commission, increased maintenance costs, and costs associated with the implementation and operation of call hand-off.

       Research and Development Expense

        Research and development expenses decreased $0.3 million to $.8 million from the same period in 1995 due to the completion of significant developmental projects associated with call hand-off and seat group electronic boards, without the immediate replacement by new projects.

       Selling, General and Administrative Expense

       Selling, general and administrative expense increased to $13.2 million from $5.5 million for the same period in 1995. This increase is due to higher consultant and outside labor expense, increased charges for marketing activities, an increase in salary expense, and revised estimates for asset write-offs.

       Depreciation and Amortization

       Depreciation and amortization expense increased to $3.7 million from $3.0 million for the same period in 1995. This $0.7 million increase resulted from the increase in installed FlightLink equipment, increase in ground system expeditures, and increase in capital assets to support the Company's infrastructure.

       Net Interest Expense

       Net interest expense increased to $8.1 million, an increase of $6.2 million from the same period in 1995. The increase was primarily the result of the interest on the Senior Discount Notes, issued in May, 1995.

       Income Tax

       The Company has not recorded a provision for income taxes since inception due to the net losses incurred. The Company has substantial net operating loss carryovers and expects to incur additional losses. While utilization of such losses on a carryover basis will be limited to the extent that the Company undergoes one or more ownership changes, the occurrence and timing of such changes may be subject to factual and legal uncertainties. No net deferred tax asset has been recorded due to the uncertainties associated with the realization of the Company's deferred tax assets.

                                    PART II.


ITEM 1. - LEGAL PROCEEDINGS



     On December 6, 1995, the Company commenced litigation against USAir for wrongful termination of the USAir Agreement. The complaint was filed in the Circuit Court of Cook County, Illinois, and seeks declaratory and injunctive relief, or damages for breach of contract in excess of $186 million. The complaint alleges that USAir breached its obligations under the USAir Agreement by failing and refusing to cooperate with the Company during the 30-day period to cure defaults under the USAir Agreement and by defeating the Company's right to a cure period. On December 7, 1995, the Company sought a restraining order, enjoining USAir from acting to effect a termination of the USAir Agreement before the Company had been given the opportunity to cure. This motion was denied. On December 14, 1995, the Company's motion for a preliminary injunction, seeking similar injunction relief, was also denied. USAir answered the complaint on December 13, 1995, generally denying the allegations in the complaint. No counterclaims were asserted against the Company in the answer. On January 12, 1996, the court ordered that the litigation be transferred from the Chancery Division to the Law Division, and on March 15, 1996 the case was placed on the commercial calendar. The litigation remains pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report.

      b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the period covered by this Form 10-Q.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  IN-FLIGHT PHONE CORPORATION


Date:  May 14, 1996               By: /s/ MICHAEL K. NISSENBAUM
                                      -----------------------------
                                      Michael K. Nissenbaum
                                      Chief Financial Officer
                                      Vice President - Finance & Administration
                                      Secretary & Treasurer

                                      Duly Authorized Officer and
                                      Principal Financial Officer.

                                 EXHIBIT INDEX


DESIGNATION DESCRIPTION

    3.1  Amended and Restated Certificate of Incorporation of the
         Registrant, as filed May 15, 1995 (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

    3.2  By-Laws of the Registrant (incorporated by reference to Exhibit
         3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

    4.1 Indenture, dated as of May 9, 1995, between the Registrant and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit
         4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

    4.2  Warrant Agreement, dated as of May 9, 1995, between the
         Registrant and Marine Midland Bank, as Warrant Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

    4.3 Unit Agreement, dated as of May 9, 1995, between the Registrant and Marine Midland Bank, as Unit Agent (incorporated by reference to
         Exhibit 4.3 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

    4.4  Warrant Agreement, dated May 9, 1995, between the Registrant and
         MCI (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

    4.5  Form of 14% Series B Senior Discount Notes due 2002 of the
         Registrant (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

    4.6  Warrant Agreement, dated as of April 4, 1995 between the
         Registrant and IFPC Funding, Inc. (incorporated by reference to
         Exhibit 4.3 of Form S-1 dated May 1, 1996, file number 333-4292).

   10.1  Telephone and interactive Data Services System Agreement, dated
         March 6, 1993, between the Registrant and USAir, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

   10.2 Telephone System Agreement, dated June 7, 1994, between the Registrant and Continental Airlines, Inc. ("Continental"), as amended (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.21 Letter Agreement, dated March 29, 1995 between the Registrant and Continental amending the terms of the Telephone System Agreement, dated June 7, 1994, between the Registrant and Continental (incorporated by reference to exhibit 10.2 of Form S-1 dated
         May 1, 1996, file number 333-4292).

  10.22 Letter Agreement, dated April 5, 1996 between the Registrant and Continental amending the terms of the Telephone System Agreement, dated June 7, 1994 between the Registrant and Continental (incorporated by reference to exhibit 10.2 of Form S-1 dated May 1, 1996, file number 333-4292).

   10.3  Standby Operating Agreement, dated June 7, 1994, among Continental,
         MCI Telecommunications Corporation ("MCI") and the Registrant (the "Standby Operating Agreement") (incorporated by reference to Exhibit
         10.3 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

   10.4 Financial Guaranty, dated June 7, 1994, between MCI and Continental (the "Financial Guaranty") (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

DESIGNATION                        DESCRIPTION

   10.5 Agreement as to compensation under the Standby Operating Agreement dated June 7, 1994 between the Registrant and MCI (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

   10.6 Agreement concerning payments under the MCI Financial Guaranty, dated June 7, 1994 among the Registrant, Holdings, and MCI (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

   10.7 Air-to-Ground Telecommunications Agreement, dated November 24,
        1993, between the Registrant and America West Air Lines, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.71 Agreement dated November 2, 1995 among the Registrant, America West
        Air Lines, Inc. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.71 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

   10.8 Subordinated Notes Due July 1, 2003 issued by the Registrant to
        John Hancock Mutual Life Insurance Company ("Hancock") in the aggregate principal amount of $18,780,753.39 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

   10.9 Subordinated Note Due July 1, 2003 issued by the Registrant to the State Treasurer of the State of Michigan, Custodian of the Michigan Public School Employees' Retirement System, State Employees' Retirement System and Michigan Judges Retirement System in the principal amount of $6,182,684.57 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.10 Shareholders Agreement, dated April 4, 1995, among MCI, Hancock and Dearborn Financial Inc., and certain of its affiliates (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.11 Tax Sharing Agreement, dated April 4, 1995, between the Registrant and Holdings (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.12 Employment Agreement among the Registrant, Holdings and Phil Bakes (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.13 Employment Agreement between the Registrant and Neal F. Meehan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.14 Consulting Agreement among the Registrant, Holdings and Sojourn Enterprises, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.15 Registrant's 1995 Bonus Plan (incorporated by reference to Exhibit
        10.16 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.16 Holdings' 1995 Stock Option Plan (incorporated by reference to
        Exhibit 10.17 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.17 Employment Agreement between the Registrant and Edward F. Upton (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

  10.18 Employment Agreement between the Registrant and Michael K.
        Nissenbaum (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

DESIGNATION                       DESCRIPTION

  10.19 Employment Agreement between the Registrant and Anand B. Malani (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

   23.1 Consent of Rogers & Wells (contained in opinion filed as Exhibit
        5.1) (incorporated by reference to Exhibit 23.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

   23.2 Consent of Price Waterhouse LLP (incorporated by reference to
        Exhibit 23.2 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).