Form 10-Q
period 1996-06-30
IN FLIGHT PHONE CORP
filed 1996-08-14
CIK 945899

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




          For the Second Quarter Ended         Commission File Number
                June 30, 1996                       33-92752





                          IN-FLIGHT PHONE CORPORATION
                                 One Tower Lane
                          Oakbrook Terrace, IL  60181
                                 (708) 573-2660



            Delaware                           36-3733319
     ------------------------  -------------------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X          NO
                                                 -----           -----


At June 30, 1996, Registrant had outstanding 2,339,754 shares of $0.01 par value common stock.

                         IN-FLIGHT PHONE CORPORATION
                    (A Subsidiary of IFP Holdings, Inc.)


                             INDEX TO FORM 10-Q


                                                                   Page No.

COVER                                                                  1

INDEX                                                                  2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of                   3
         June 30, 1996 and December 31, 1995

         Condensed Consolidated Statements of Operations for the       4
         three months and six months ended June 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the       5
         six months ended June 30, 1996 and 1995

         Condensed Consolidated Statement of Changes in
         Stockholder's Deficit                                         6

         Notes to Condensed Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of Financial             8
         Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            13

Item 6.  Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                            15

EXHIBIT INDEX                                                         16

FINANCIAL DATA SCHEDULE                                               19

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)


                                                     June 30, 1996          December 31, 1995
                                                     -------------          -----------------
                                                      (unaudited)
ASSETS
Cash and cash equivalents                              $  24,183                $  47,918
Short-term investments at fair value                       9,000                   28,123
Other current assets                                         374                      103
                                                       ---------                ---------
      Total current assets                                33,557                   76,144
                                                       ---------                ---------
Fixed assets                                             107,915                  104,511
Other noncurrent assets                                   10,099                   19,245
                                                       ---------                ---------
      Total assets                                     $ 151,571                $ 199,900
                                                       =========                =========


LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts payable and accrued liabilities               $  23,002                $  32,746
Notes payable and lease obligations-current portions       2,344                    1,684
                                                       ---------                ---------
      Total current liabilities                           25,346                   34,430
                                                       ---------                ---------

Senior discount notes                                    206,503                  191,591
Notes payable-related parties                             24,964                   24,964
Interest payable-related parties                           5,311                    3,118
Other long-term liabilities                                4,726                    6,058
                                                       ---------                ---------
       Total long-term liabilities                       241,504                  225,731
                                                       ---------                ---------

Exchangeable, mandatorily redeemable preferred stock      41,128                   37,434

Warrants                                                  27,387                   27,387

Stockholder's deficit:
     Common stock and paid in capital, $.01 par value,
         10,000,000 shares authorized;
         2,339,754 shares issued and outstanding at
         June 30, 1996 and December 31, 1995             155,911                  159,604
       Accumulated deficit                              (339,833)                (285,080)
       Unrealized gain on investments                        128                      394
                                                       ---------                ---------
       Total stockholder's deficit                      (183,794)                (125,082)
                                                       ---------                ---------
       Total liabilities and stockholder's deficit     $ 151,571                $ 199,900
                                                       =========                =========








   The accompanying notes are an integral part of these financial statements

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (amounts in thousands)
                                  (unaudited)





                                       Three months ended    Six months ended
                                             June 30,             June 30,
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------

REVENUES

FlightLink system revenue                1,562        834   $  3,012   $  1,279
Other revenue                               66         74         66         74
                                      --------   --------   --------   --------
                                         1,628        908      3,078      1,353
                                      --------   --------   --------   --------

EXPENSES

Direct operating costs                   1,931      1,216      3,890      2,156
Cost of equipment sold                       -         47          -         47
Research and development                 1,846      1,205      2,674      2,339
Selling, general and administrative     11,730      6,399     24,910     11,911
Depreciation and amortization            5,668      4,379      9,390      7,345
                                      --------   --------   --------   --------
                                        21,175     13,246     40,864     23,798
                                      --------   --------   --------   --------

Loss from operations                   (19,547)   (12,338)   (37,786)   (22,445)

Interest expense                        (9,514)    (7,281)   (18,427)    (9,235)
Interest income                            659      1,236      1,460      1,281
                                      --------   --------   --------   --------

Loss before income taxes               (28,402)   (18,383)   (54,753)   (30,399)

Income taxes                                 -          -          -          -
                                      --------   --------   --------   --------

Net (loss) before extraordinary item   (28,402)   (18,383)   (54,753)   (30,399)

Extraordinary item                           -     (5,090)         -     (5,090)
                                      --------   --------   --------   --------

Net loss                              $(28,402)  $(23,473)  $(54,753)  $(35,489)
                                      ========   ========   ========   ========








   The accompanying notes are an integral part of these financial statements

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (amounts in thousands except share data)
                                  (unaudited)





                                                                       Six months ended
                                                                           June 30,
                                                                   1996            1995
                                                                 ---------       ---------
Cash flows used for operating activities:
       Net loss                                                  $(54,753)       $ (35,489)
       Extraordinary loss                                                            5,090
       Adjustments to reconcile net loss to net
         cash used for operating activities:
       Depreciation and amortization                                9,390            7,345
       Amortization of financing fees and discounts                15,935            5,876
       Employee stock option plan expense                               -              762
       Reserve for accounts receivable-affiliate                                     1,036
       Write-off of fixed assets                                    4,407                -
       Change in assets and liabilities:
       Other current assets                                          (271)            (711)
       Inventory                                                        -               (3)
       Other noncurrent assets                                      6,000                -
       Accounts payable and accrued liabilities                    (9,731)           2,819
       Accounts payable-affiliate                                      -              (574)
       Interest payable                                             2,188              179
       Other long-term liabilities                                    101              140
       Other-net                                                      329              563
                                                                 --------        ---------
          Net cash used for operating activities                  (26,405)         (12,967)
                                                                 --------        ---------

Cash flows provided by (used for) investing activities:
       Purchase of short term investments                         (32,435)         (62,235)
       Proceeds from maturity and sale of short term
          investments                                              50,956               -
       Other noncurrent assets                                      2,081           (9,734)
       Additions to fixed assets                                  (17,159)         (48,202)
                                                                 --------        ---------
          Net cash provided (used) by investing activities          3,443         (120,171)
                                                                 --------        ---------

Cash flows provided by (used for) financing activities:
       Advances from (repayment to) parent                              -           (3,114)
       Proceeds from issuance of debt                                   -          190,001
       Deferred financing fees                                          -           (9,430)
       Repayment of debt                                                -           (1,000)
       Repayments to related parties                                    -           (3,471)
       Repayments under capital leases                               (773)          (1,088)
       Proceeds from issuance of exchangeable preferred stock                       40,000
                                                                 --------        ---------
       Net cash provided (used) by financing activities              (773)         211,898
                                                                 --------        ---------

Net decrease in cash and cash equivalents                         (23,735)          78,760
       Cash and cash equivalents at beginning of period            47,918            5,711
                                                                 --------        ---------
       Cash and cash equivalents at end of period                $ 24,183        $  84,471
                                                                 ========        =========


The accompanying notes are an integral part of these financial statements

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                    (amounts in thousands except share data)







                                                         Common Stock
                                                      -------------------
                                                      Number                 Accumulated       Unrealized Gain       Stockholder's
                                                     of Shares      Amount     Deficit       (Loss) on Investments      Deficit
                                                     ---------     --------   -----------    ---------------------    ------------
Balance at December 31, 1995                         2,339,754     $159,604   $(285,080)                $394           $(125,082)

Dividends and accretion of exchangeable
 mandatorily redeemable preferred
 stock (unaudited)                                                   (3,693)                                              (3,693)

Condensed consolidated net loss for
  six months ended June 30, 1996 (unaudited)                                    (54,753)                                 (54,753)

Unrealized loss on investments (unaudited)                                                              (266)               (266)
                                                     ---------     --------   ---------                 ----           ---------
Condensed consolidated
balance at June 30, 1996 (unaudited)                 2,339,754     $155,911   $(339,833)                $128           $(183,794)
                                                     =========     ========   =========                 ====           =========








   The accompanying notes are an integral part of these financial statements

                          IN-FLIGHT PHONE CORPORATION
                      (A Subsidiary of IFP Holdings, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the unaudited interim periods have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1995. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. See discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

2.   Fixed assets at June 30, 1996 and December 31, 1995 were as follows:



                                 June 30, 1996      December 31, 1995
                                 -------------      -----------------
                                  (unaudited)
                                           (in thousands)

FlightLink system                  $ 71,165              $ 50,685
Equipment held for installation      64,683                76,124
Assets under capital lease            4,803                 4,994
Furniture, fixtures, equipment
and leasehold improvements            6,848                 3,976
                                   --------              --------
                                    147,499               135,779

Less accumulated depreciation       (39,584)              (31,268)
                                   --------              --------

                                   $107,915              $104,511
                                   ========              ========


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


        The financial statements of the Company as of December 31, 1995 have been audited by the Company's independent public accountants. The financial data as of and for the three and six months ended June 30, 1996 and June 30, 1995, as presented herein, have been prepared by management and are unaudited. This unaudited data reflects all adjustments, consisting primarily of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods then ended. These interim statements are condensed and do not include all the information required by generally accepted accounting principles in a full set of financial statements. These interim statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the notes thereto.

        The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

        LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1995 the Company had an excess of current assets over current liabilities of $41.7 million, including cash of $47.9 million and short-term investments of $28.1 million. In the second quarter of 1996, the Company completed the installation of the FlightLink system on 55 aircraft bringing the total of aircraft installed with the FlightLink system to 170. The Company incurred a net loss for the six month period ended June 30, 1996 of $54.8 million compared to a net loss of $35.5 million for the same period in 1995. At June 30, 1996, the Company had an excess of current assets over current liabilities of $8.2 million, including cash of $24.2 million and short-term investments of $9.0 million. At August 13, 1996, the Company had $23.1 million in cash and short-term investments. In addition, at August 1, 1996 the Company has open purchase order commitments in excess of $20.0 million and accrued cancellation fees to vendors resulting primarily from the cancellation of the USAir contract of approximately $5.0 million.

        Subject to obtaining sufficient additional financing, the Company plans to complete substantially all installations of the basic FlightLink system on aircraft subject to existing contracts during 1996 and 1997. The Company has experienced significant delays in installations of the aircraft remaining under contract. Original aircraft installation schedules have not been met for a number of reasons including aircraft not being made available by the Company's airline customers on scheduled dates, delays by the Company's suppliers in providing components, and revised and unanticipated maintenance programs and campaigns by airline customers which result in the delay of delivery of aircraft. There can be no assurance that such delays will not continue to occur. Additionally, under certain airline agreements, the Company has committed to maintaining technological competitiveness of the FlightLink system, including installation of live television capability during 1997, the technology for which is currently in development. These commitments will require significant capital expenditures.

        Although the Company continues to meet its contractual reliability requirements, the Company continues to experience problems associated with the reliability of the FlightLink system. As a result, the Company has incurred unanticipated costs for additional research and development necessary to improve the design and integration of its on-board systems. Further, to keep the FlightLink system in compliance with contractual requirements, the Company has been required to expend considerable resources on increased on-going maintenance and for the implementation of system improvements into the existing installed fleet. Since March 31, 1996 the Company has implemented improvements including a new ground network system including ISDN and call hand off capability, and has begun installing five watt amplification capability and upgraded cabin server units in contracted aircraft. These system improvements have and continue to require post implementation adjustments such that the FlightLink system has not yet realized their full benefit. Further, the cost of the installation of the FlightLink system on contracted aircraft has exceeded the amount previously estimated in the business model by approximately 10%.

        Passenger utilization of the FlightLink system has not increased to the usage levels anticipated by management. The Company is addressing the system utilization issue with a variety of actions including alternative pricing structures and various marketing initiatives. The Company believes that these initiatives and system improvements, when fully implemented, will have a positive effect on system utilization.

        Based on the above, management believes that the Company will not have sufficient cash resources to meet its existing capital expenditure requirements or to meet the obligations of the Company's Senior Discount Notes due in the year 2002, (the "Senior Discount Notes") and will, therefore, require additional financing. The Company is developing a plan for acquiring such additional financing and there can be no assurance that additional financing will be available or that it will be available on terms acceptable to the Company. In addition, the Indenture relating to the Senior Discount Notes (the "Indenture") restricts the amount of additional indebtedness which the Company may incur.


        RESULTS OF OPERATIONS

        For the three months ended June 30, 1996, the Company incurred a loss of approximately $28.4 million, which was approximately $4.9 million higher than the loss for the corresponding period in 1995.

        Three Months Ended June 30, 1996 and Three Months Ended June 30, 1995

        Revenues

        Revenues increased to $1.6 million in the second quarter of 1996 from $.9 million for the same period in 1995. At June 30, 1996, the Company had installed 170 aircraft with the FlightLink system compared to 149 aircraft at June 30, 1995. In addition, part of the $.7 million increase is due to higher telephone revenues from the implementation of a user set up fee and higher per minute charges, partially offset by lower usage per aircraft. The remainder of the increase is due to increased pricing for games, partially offset by lower game usage, and higher revenue from other service.

        Direct Operating Costs

        Direct operating expenses increased by $.6 million from $1.3 million to $1.9 million and is attributable to the increase in guaranteed airline commissions.

        Research and Development Expense

        Research and development expenses increased by $0.6 million to $1.8 million due to the increased expense associated with the development of live television.

        Selling, General and Administrative Expense

        Selling, general and administrative expense increased to $11.7 million from $6.4 million for the same period in 1995. This increase was primarily due to revised estimates for asset write-offs, higher consultant and outside labor expenses, increased professional fees, and an increase in salary expense to support the higher levels of head count.

        Depreciation and Amortization

        Depreciation and amortization expense increased to $5.7 million from $4.4 million for the same period in 1995. This increase of $1.3 million resulted from the higher cost of the installed FlightLink equipment, increase in ground system assets and increase in capital assets to support the Company's infrastructure.

        Net Interest Expense

        Net interest expense increased to $8.9 million from $6.0 million for the same period in 1995. The increase was primarily the result of the non-cash interest on the Company's Senior Discount Notes.

        Extraordinary Loss

        In April 1995, the Company incurred an extraordinary loss of $5.1 million relating to the extinguishment of debt in connection with the financial restructuring preceding the issuance of the Senior Discount Notes.

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


        Net Loss

        For the three months ended June 30, 1996, the Company incurred a loss of approximately $28.4 million, which was approximately $4.9 million higher than the loss for the corresponding period in 1995. This increase was attributable to the low level of revenues in relation to the Company's operating expenses, the increase in the estimate for asset write-offs, and higher net interest.


        Six Months Ended June 30, 1996 and Six Months Ended June 30, 1995

        Revenues

        Revenues increased to $3.0 million during the first six months of 1996 from $1.3 million for the same period in 1995. At June 30, 1996, the Company had installed 170 aircraft with the FlightLink system compared to 149 aircraft at June 30, 1995. In addition, part of the $1.7 million increase is due to higher telephone revenues from the implementation of a user set up fee and higher per minute charges, partially offset by lower usage rates per aircraft. The remainder of the increase is due to higher pricing for games, as promotional pricing for games was terminated June 30, 1995, partially offset by lower game usage, and higher revenue from other service.

        Direct Operating Costs

        Direct operating expenses increased by $1.7 million from $2.2 million to $3.9 million attributable to the increase in guaranteed commissions and higher costs related to call hand-off.

        Research and Development Expense

        Research and development expenses increased by $0.3 million to $2.7 million due to the increased expense associated with live television, partially offset by the completion and implementation of call hand-off.

        Selling, General and Administrative Expense

        Selling, general and administrative expense increased to $24.9 million from $11.9 million for the same period in 1995. This increase was primarily due to revised estimates for asset write-offs, higher consultant and outside labor expenses, increased professional fees, and increase in salary expense to support the higher levels of head count.

        Depreciation and Amortization

        Depreciation and amortization expense increased to $9.4 million from $7.3 million for the same period in 1995. This increase of $2.1 million resulted from the higher cost of the installed FlightLink equipment, increase in ground system installations and increase in capital assets to support the Company's infrastructure.

        Net Interest Expense

        Net interest expense increased to $17.0 million from $8.0 million for the same period in 1995. The increase was primarily the result of the non-cash interest on the Senior Discount Notes.

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

        Net Loss

        For the six months ended June 30, 1996, the Company incurred a loss of approximately $54.8 million, which was approximately $19.3 million higher than the loss for the corresponding period in 1995. This increase was attributable to the low level of revenues in relation to the Company's operating expenses, the increase in the estimate for asset write-offs, and higher net interest expense.

        Impairment of Assets

        In 1995, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of any impairment loss for long-lived assets that an entity expects to hold and use should be based on the fair value of the assets.

Based on current estimates, the Company believes that it will recover the carrying amount of its fixed assets from future operations. However, given the difficulties with the Company's airline customers and its brief operating history, the Company may not meet its anticipated installation schedules and levels of revenue, expense and capital expenditures. Consequently, the Company's estimate that it will recover the carrying amount of its fixed assets from future operations may change in the near term and as a result the carrying value of the fixed assets could be reduced materially.

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


     On June 6, 1996 USAir filed a counterclaim against the Company claiming damages in excess of $25 million and seeking additional punitive damages in excess of an additional $25 million. The Company disputes USAir's claims. On July 3 USAir filed a motion for summary judgement. No court date has been set and the litigation remains pending.

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


                                   IN-FLIGHT PHONE CORPORATION


Date:  August 14, 1996                By: ________________________________
                                      Michael K. Nissenbaum
                                      Chief Financial Officer
                                      Vice President - Finance & Administration
                                      Secretary & Treasurer

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