Form 10-Q
period 1996-09-30
IN FLIGHT PHONE CORP
filed 1996-11-27
CIK 945899

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Third Quarter Ended                              Commission File Number
    September 30, 1996                                           33-92752



                         IN-FLIGHT PHONE CORPORATION
                                One Tower Lane
                         Oakbrook Terrace, IL  60181
                                (630) 573-2660


        Delaware                                        36-3733319
------------------------                   -----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X     NO
                                                 ---        ---

At September 30, 1996, Registrant had outstanding 2,339,754 shares of $0.01 par value common stock.

                         IN-FLIGHT PHONE CORPORATION
                     (A Subsidiary of IFP Holdings, Inc.)




                              INDEX TO FORM 10-Q



                                                                   Page No.
                                                                   --------
COVER                                                                  1

INDEX                                                                  2

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheet as of
         September 30, 1996 and December 31, 1995                      3

         Condensed Consolidated Statement of Operations for the
         nine months ended September 30, 1996 and 1995                 4

         Condensed Consolidated Statement of Cash Flows for the
         nine months ended September 30, 1996 and 1995                 5

         Condensed Consolidated Statement of Changes in
         Stockholder's Deficit                                         6

         Notes to Condensed Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     8

PART II. OTHER INFORMATION

Item 1.  Legal Proceeding                                              11

Item 6.  Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                             13

EXHIBIT INDEX                                                          14

FINANCIAL DATA SCHEDULE                                                17

                         IN-FLIGHT PHONE CORPORATION
                     (A Subsidiary of IFP Holdings, Inc.)


                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share data)


                                                             September 30, 1996    December 31, 1995
                                                             ------------------    -----------------
                                                                 (unaudited)
ASSETS
Cash and cash equivalents                                           $  8,478              $ 47,918
Restricted cash                                                        1,750                  --
Short-term investments at fair value                                   3,500                28,123
Other current assets                                                     615                   103
                                                                    --------              --------
    Total current assets                                              14,343                76,144
                                                                    --------              --------
Fixed assets                                                         105,485               104,511
Other noncurrent assets                                                9,606                19,245
                                                                    --------              --------
    Total assets                                                    $129,434              $199,900
                                                                    ========              ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Accounts payable and accrued liabilities                            $ 22,079              $ 32,746
Notes payable and lease obligations-current portions                   2,163                 1,684
                                                                    --------              --------
    Total current liabilities                                         24,242                34,430
                                                                    --------              --------

Senior discount notes                                                214,371               191,591
Notes payable-related parties                                         24,964                24,964
Interest payable-related parties                                       6,448                 3,118
Other long-term liabilities                                            4,823                 6,058
                                                                    --------              --------
    Total long-term liabilities                                      250,606               225,731
                                                                    --------              --------


Exchangeable, mandatorily redeemable preferred stock                  42,974                37,434

Warrants                                                              27,387                27,387

Stockholder's deficit:
    Common stock and paid in capital $.01 par value, 10,000,000 shares authorized; 2,339,754 shares issued and outstanding
      at September 30, 1996 and December 31, 1995                    154,064               159,604
    Accumulated deficit                                             (369,953)             (285,080)
    Unrealized gain on investments                                       114                   394
                                                                    --------              --------
    Total stockholder's deficit                                     (215,775)             (125,082)
                                                                    --------              --------
    Total liabilities and stockholder's deficit                     $129,434              $199,900
                                                                    ========              ========


   The accompanying notes are an integral part of these financial statements

                         IN-FLIGHT PHONE CORPORATION
                     (A Subsidiary of IFP Holdings, Inc.)


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (amounts in thousands)
                                 (unaudited)




                                                      Three months ended                Nine months ended
                                                         September 30,                     September 30,
                                                     1996            1995              1996             1995
                                                     ----            ----              ----             ----
REVENUES
FlightLink system revenue                            2,519           1,128            5,531           $  2,407
Other revenue                                          154              91              220                166
                                                  --------        --------         --------           --------
                                                     2,673           1,219            5,751              2,573
                                                  --------        --------         --------           --------

EXPENSES
Direct operating costs                               3,069          11,339            6,959             13,495
Cost of equipment sold                                --                47             --                   94
Research and development                             3,021             980            5,695              3,319
Selling, general and administrative                 11,107          23,136           36,017             35,047
Depreciation and amortization                        6,376           5,115           15,766             12,460
                                                  --------        --------         --------           --------
                                                    23,573          40,617           64,437             64,415
                                                  --------        --------         --------           --------

Loss from operations                               (20,900)        (39,398)         (58,686)           (61,842)

Interest expense                                    (9,573)        (10,307)         (28,000)           (19,543)
Interest income                                        353           1,942            1,813              3,223
                                                  --------        --------         --------           --------

Loss before income taxes                           (30,120)        (47,763)         (84,873)           (78,162)

Income taxes                                          --              --               --                 --
                                                  --------        --------         --------           --------

Net loss before extraordinary item                 (30,120)        (47,763)         (84,873)           (78,162)

Extraordinary item                                    --              --               --               (5,090)
                                                  --------        --------         --------           --------

Net loss                                          $(30,120)       $(47,763)        $(84,873)          $(83,252)
                                                  ========        ========         ========           ========

   The accompanying notes are an integral part of these financial statements

                         IN-FLIGHT PHONE CORPORATION
                     (A Subsidiary of IFP Holdings, Inc.)


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (amounts in thousands except share data)
                                 (unaudited)




                                                                Nine months ended
                                                                   September 30,
                                                               1996            1995
                                                               ----            ----
Cash flows used for operating activities:
  Net loss                                                    $(84,873)      $(83,252)
  Extraordinary loss                                                            5,090
  Adjustments to reconcile net loss to net
    cash used for operating activities:
  Depreciation and amortization                                 15,766         12,460
  Amortization of financing fees and discounts                  24,290         12,934
  Employee stock option plan expense                                              791
  Reserve for accounts receivable-affiliate                                     1,036
  Write-off of fixed assets                                      6,515         14,915
  Change in assets and liabilities:
  Restricted cash                                               (1,750)          --
  Other current assets                                            (513)           (63)
  Inventory                                                       --               35
  Other noncurrent assets                                        6,000           --
  Accounts payable and accrued liabilities                     (10,673)        14,553
  Accounts payable-affiliate                                      --             (574)
  Interest payable                                               3,344          1,154
  Other long-term liabilities                                      198            175
  Other-net                                                        393           (184)
                                                              --------       --------
    Net cash used for operating activities                     (41,303)       (20,930)
                                                              --------       --------

Cash flows provided by (used in) investing activities:
  Purchase of short term investments                           (35,840)       (66,654)
  Proceeds from maturity and sale of short term
    investments                                                 59,782           --
  Other noncurrent assets                                        2,067         (9,353)
  Additions to fixed assets                                    (23,192)       (77,694)
                                                              --------       --------
    Net cash provided (used) by investing activities             2,817       (153,701)
                                                              --------       --------

Cash flows provided by (used in) financing activities:
  Advances from (repayment to) parent                             --           (3,297)
  Proceeds from issuance of debt                                  --          190,001
  Deferred financing fees                                         --           (9,911)
  Repayment of debt                                               --           (1,000)
  Repayments to related parties                                   --           (1,471)
  Repayments under capital leases                                 (954)        (1,424)
  Proceeds from issuance of exchangeable preferred stock                       40,000
                                                              --------       --------
  Net cash provided (used) by financing activities                (954)       212,898
                                                              --------       --------

Net increase (decrease) in cash and cash equivalents           (39,440)        38,267
  Cash and cash equivalents at beginning of period              47,918          5,777
                                                              --------       --------
  Cash and cash equivalents at end of period                  $  8,478       $ 44,044
                                                              ========       ========


   The accompanying notes are an integral part of these financial statements

                         IN-FLIGHT PHONE CORPORATION
                     (A Subsidiary of IFP Holdings, Inc.)


    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                   (amounts in thousands except share data)



                                                     Common Stock
                                                  -------------------
                                                    Number                Accumulated          Unrealized Gain        Stockholder's
                                                  of Shares    Amount       Deficit         (Loss) on Investments        Deficit
                                                  ---------    ------     -----------       ---------------------     -------------
Balance at December 31, 1995                      2,339,754   $159,604     $(285,080)                 $394              $(125,082)

Dividends and accretion of exchangeable
  mandatorily redeemable preferred
  stock (unaudited)                                             (5,540)                                                    (5,540)

Net loss for nine months ended September 30,
  1996 (unaudited)                                                           (84,873)                                     (84,873)

Unrealized loss on investments (unaudited)                                                            (280)                  (280)
                                                  ---------   --------     ---------                  ----              ---------

Balance at September 30, 1996
  (unaudited)                                     2,339,754   $154,064     $(369,953)                 $114              $(215,775)
                                                  =========   ========     =========                  ====              =========


   The accompanying notes are an integral part of these financial statements

                         IN-FLIGHT PHONE CORPORATION
                     (A Subsidiary of IFP Holdings, Inc.)


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the unaudited interim periods have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1995. The consolidated financial statements have been prepared assuming the Company will continue as a going concern. See discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

2.  Fixed assets at September 30, 1996 and December 31, 1995 were as follows:


                                        September 30, 1996    December 31, 1995
                                        ------------------    -----------------
                                            (unaudited)
                                                      (in thousands)

    FlightLink system                       $ 81,863              $ 50,685
    Equipment held for installation           57,403                76,124
    Assets under capital lease                 4,842                 4,994
    Furniture, fixtures, equipment
    and leasehold improvements                 7,387                 3,976
                                            --------              --------
                                             151,495               135,779

    Less accumulated depreciation            (46,010)              (31,268)
                                            --------              --------

                                            $105,485              $104,511
                                            ========              ========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  RELATIONS WITH CONTINENTAL AIRLINES, INC.

       On October 28, 1996 the Company received a notice of default from Continental Airlines, Inc. ("Continental") regarding the Company's performance under its contract with Continental. At October 28, the Company had installed its FlightLink II system on 118 of 249 Continental aircraft, and the Company has continued to install the FlightLink system on an additional seven aircraft since receipt of notice. The Default cited the Company's failure to make payments to Continental as specified in the contract, and the Company's failure to supply and install equipment in accordance with the provisions of the contract. Concurrent with the notice of default, Continental filed a lawsuit in Houston, Texas seeking both, relief from the contract and damages from the Company.

       On November 22, 1996, the Company and Continental executed an amendment to the Telecommunications System Agreement (the "Agreement") such that Continental withdrew its notice of default and dismissed its pending lawsuit. In return, the Company agreed to (i) obtain certain financing commitments by January 1, 1997 and certain financing proceeds by January 31, 1997, a specific portion of which will be dedicated to the completion of, and maintenance to the Continental fleet, and (ii) provide to Continental on a continuous basis, written assurances that inventory necessary to install the FlightLink systems on the newly delivered aircraft to Continental's fleet after January 1, 1998, is available at least three months in advance of the scheduled delivery date from the aircraft manufacturer. The amendment also included mutual releases for any damages arising from prior performance of the Agreement. Contemporaneously with the execution of the amendment, the Company made the required payments to Continental in accordance with the amendment.

       If the financing commitment is not obtained by January 1, 1997 or the closing does not occur by January 31, 1997, (i) Continental would have the right to install other air-to-ground telecommunications and information systems in any or all of its aircraft (whether currently operated or to be operated in the future) on which the FlightLink system is not then installed,
  (ii) subject to (iii) below, Continental would have the right to install entertainment equipment other than the Company's live video system on any of its aircraft, and (iii) the Company would have the right, but not the obligation, to install its live video on all Continental's aircraft, which right would expire on December 31, 1998. There can be no assurance that the Company can obtain the required financial resources to meet the contractual commitments. (See "Liquidity and Capital Resources")

  RELATIONS WITH AMERICA WEST AIRLINES, INC.

       On November 26, 1996 the Company received a notice of default from America West Airlines, Inc. ("America West") regarding the Company's failure to make payments of not less than $215,428 of guaranteed commissions due to America West for the period January 1, 1995 to December 31, 1995, as specified in accordance with the provisions of the contract. The Company agrees that America West is owed guaranteed commissions for such period. The Company has withheld payment to America West pending a final accounting of the amount due and for unresolved claims for amounts owed by America West to the Company for services rendered by the Company.

       Under the contract, the Company has 60 days to cure the default. The Company and America West have already entered into discussions in an attempt to resolve the amounts owed, the timing of any payment, and other matters. There can be no assurance that such discussions will result in a mutually acceptable agreement.

  RELATIONS WITH HARRIS CORPORATION

       Harris Corporation ("Harris") sent letters to the Company dated November 1, 1996 and November 6, 1996 claiming that the Company was required to increase the amount of the Letter of Credit provided to Harris pursuant to the Broadcast System Agreement dated May 20, 1996 by and among the Company and Harris (the "Harris Agreement") by $500,000 to $1,500,000 on October 30,
  1996, and that Harris would proceed to terminate the Harris Agreement if such failure is not cured by December 2, 1996. On November 5, 1996, Harris sent an invoice to the Company claiming that a payment of $1,204,836 is due on or before November 19, 1996. The Company has not made this payment and has not received a notice of default from Harris with respect to its failure to make this payment. The Company does not dispute its obligation to increase the amount of the Letter of Credit although it believes that this obligation did not arise until November 5, 1996 or to make the payment invoiced by Harris. The Company has made a proposal to Harris which would defer the Company's obligation to increase the Letter of Credit and make such payment until after it has completed its financing. (See "Relations With Continental Airlines, Inc.") The Company expects to receive Harris' response to its proposal shortly. There can be no assurances that Harris will accept the Company's proposal to defer these obligations.

       FINANCIAL STATEMENTS

       The financial statements of the Company as of December 31, 1995 have been audited by the Company's independent public accountants. The financial data as of and for the three and nine months ended September 30, 1996 and September 30, 1995, as presented herein, have been prepared by management and are unaudited. This unaudited data reflects all adjustments, consisting primarily of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods then ended.
  These interim statements are condensed and do not include all the information required by generally accepted accounting principles in a full set of financial statements. These interim statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the notes thereto.

       The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

       LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1995 the Company had an excess of current assets over current liabilities of $41.7 million, including cash of $47.9 million and short-term investments of $28.1 million. In the third quarter of 1996, the Company completed the installation of the FlightLink system on 34 aircraft bringing the total of aircraft installed with the FlightLink system to 204 The Company incurred a net loss for the nine month period ended September 30, 1996 of $84.9 million compared to a net loss of $83.3 million for the same period in 1995. At September 30, 1996, the Company had an excess of current liabilities over current assets of $9.9 million, including cash of $10.2 million of which $1.8 million is restricted and short-term investments of $3.5 million. At November 13, 1996, the Company had $7.8 million in cash and short-term investments, of which $1.75 million is restricted. In addition, at November 1, 1996 the Company has open purchase order commitments in excess of $19.0 million and accrued cancellation fees to vendors resulting primarily from the cancellation of the USAir contract of approximately $5.0 million.

       Subject to obtaining sufficient additional financing, the Company plans to complete substantially all installations of the basic FlightLink system on aircraft subject to existing contracts during 1996 and 1997. The Company has experienced significant delays in installations of the aircraft remaining under contract. Original aircraft installation schedules have not been met for a number of reasons including aircraft not being made available by the Company's airline customers on scheduled dates, delays by the Company's suppliers in providing components, and revised and unanticipated maintenance programs and campaigns by airline customers which result in the delay of delivery of aircraft. There can be no assurance that such delays will not continue to occur. Additionally, under one airline agreement, the Company has committed to maintaining technological competitiveness of the FlightLink system, including installation of live television capability during 1997, the technology for which is currently in development. These commitments will require significant capital expenditures.

       Although the Company continues to meet its contractual reliability requirements, the Company experienced problems associated with the reliability of the FlightLink system. As a result, the Company has incurred unanticipated costs for additional research and development necessary to improve the design and integration of its on-board systems. Further, to keep the FlightLink system in compliance with contractual requirements, the Company has been required to expend considerable resources on increased on-going maintenance and for the implementation of system improvements into the existing installed fleet. Since March 31, 1996 the Company has implemented improvements including a new ground network system including ISDN and call hand off capability, and has begun installing five watt amplification capability and upgraded cabin server units in contracted aircraft. These system improvements have required post implementation adjustments such that the FlightLink system has been improved significantly in recent weeks, but has not realized the full benefit of the improvements. Further, the cost of the installation of the FlightLink system on contracted aircraft has exceeded the amount previously estimated.

       Passenger utilization of the FlightLink system has not increased to the usage levels anticipated by management. The Company is addressing the system utilization issue with a variety of actions including alternative pricing structures and various marketing initiatives. Usage levels for telephone services in particular, have begun to increase in recent weeks and not yet to levels anticipated. The Company believes that these initiatives and system improvements, when fully implemented, will continue to have a positive effect on system utilization, but there can be no assurance such increases will continue.

       Based on the above, management believes that the Company will not have sufficient cash resources to meet its existing capital expenditure requirements, to continue operations, or to meet the obligations of the Company's Senior Discount Notes due in the year 2002, (the "Senior Discount Notes") and will, therefore, require additional financing. The Company is developing a plan for acquiring such additional financing and has retained the services of an investment banking firm. However, there can be no assurance that additional financing will be available or that it will be available on terms acceptable to the Company. In addition, the Indenture relating to the Senior Discount Notes (the "Indenture") restricts the amount of additional indebtedness which the Company may incur.


       RESULTS OF OPERATIONS

       For the three months ended September 30, 1996, the Company incurred a loss of approximately $30.1 million, which was approximately $17.6 million lower than the loss for the corresponding period in 1995.

       Three Months Ended September 30, 1996 and Three Months Ended September 30, 1995

       Revenues

       Revenues increased to $2.7 million in the third quarter of 1996 from $1.2 million for the same period in 1995. At September 30, 1996, the Company had installed 204 aircraft with the FlightLink system compared to 172 aircraft at September 30, 1995. In addition, part of the $1.5 million increase is due to higher telephone revenues from the implementation of a user set up fee and higher per minute charges, partially offset by lower usage per aircraft. The remainder of the increase is due to increased pricing for games, a 12% higher game usage than for the same period last year, and higher revenue from other services.

       Direct Operating Costs

       Direct operating expenses decreased by $8.2 million from $11.3 million to $3.1 million. In 1995, the Company accrued a retrofit reserve of $10.0 million in the third quarter. This difference was partially offset in 1996 by higher guaranteed commissions and higher expenses associated with call hand-off.

       Research and Development Expense

       Research and development expenses increased by $2.0 million to $3.0 million due to the increased expense associated with the development of live television.

       Selling, General and Administrative Expense


       Selling, general and administrative expense decreased by $12.0 million from $23.1 in 1995 to $11.1 million in 1996. In the third quarter of 1995, the Company took a writedown of assets of $13.9 million due to the cancellation of the USAir contract. The other increases in 1996 are due to higher marketing related expense for trade shows and airline promotion, higher salary expense to support the higher levels of head count and consultant fees partially offset by lower professional fees and contract labor.



       Depreciation and Amortization

       Depreciation and amortization expense increased to $6.4 million from $5.1 million for the same period in 1995. This increase of $1.3 million resulted from the higher cost of the installed FlightLink equipment, increase in ground system assets and increase in capital assets to support the Company's infrastructure.

       Net Interest Expense

       Net interest expense increased to $9.2 million from $8.4 million for the same period in 1995. The increase was primarily the result of the accrued interest (non-cash) on the Company's Senior Discount Notes, issued in May 1995.

       Extraordinary Loss

       In April 1995, the Company incurred an extraordinary loss of $5.1 million relating to the extinguishment of debt in connection with the 1995 Financing Plan.

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


       Nine Month Period Ended September 30, 1996 and Nine Months Ended September 30, 1995

       Revenues

       Revenues increased to $5.8 million during the first nine months of 1996 from $2.6 million for the same period in 1995. At September 30, 1996, the Company had installed 204 aircraft with the FlightLink system compared to 172 aircraft at September 30, 1995. In addition, part of the $3.2 million increase is due to higher telephone revenues from the implementation of a user set up fee and higher per minute charges, partially offset by lower usage rates per aircraft. The remainder of the increase is due to higher pricing for games, as promotional pricing for games was terminated June 30, 1995, partially offset by year to date lower game usage, and higher revenue from other service.

       Direct Operating Costs

       Direct operating expenses decreased by $6.5 million from $13.5 million to $7.0 million attributable to the absense in 1996 of the retrofit reserve of $10.0 million in

  1995, partially offset by the increase in guaranteed commissions and higher costs related to call hand-off.

       Research and Development Expense

       Research and development expenses increased by $2.4 million to $5.7 million due to the increased expense associated with live television.

       Selling, General and Administrative Expense

       Selling, general and administrative expense increased to $36.0 million from $35.0 million for the same period in 1995. In 1995, the Company took a $13.9 million write down of assets related to the cancellation of the USAir contract. Offsetting the absence of this charge in 1996 were revised estimates for asset write-offs, higher consultant and outside labor expenses, increased salary expense to support the higher levels of head count and lower cancellation expenses.


       Depreciation and Amortization

       Depreciation and amortization expense increased to $15.7 million from $12.5 million for the same period in 1995. This increase of $3.2 million resulted from the higher cost of the installed FlightLink equipment, increase in ground system expenditures and increase in capital assets to support the Company's infrastructure.

       Net Interest Expense

       Net interest expense increased to $26.2 million from $16.3 million for the same period in 1995. The increase was primarily the result of the accrued interest (non-cash) on the Senior Discount Notes, issued in May, 1995.

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

       Impairment of Assets

       In 1995, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of any impairment loss of long-lived assets that an entity expects to hold and use should be based on the fair value of the assets.

  Based on current estimates, the Company believes that it will recover the carrying amount of its fixed assets from future operations subject to successful completion of remaining installations. Such installations are dependent upon the Company obtaining the required financing (See "Liquidity and Capital Resources"). However, given the difficulties with the company's airline customers and its brief operating history, the Company has not met its anticipated installation schedules and levels of revenue, expense and capital expenditures. Consequently, the Company's estimate that it will recover the carrying amount of its fixed assets from future operations may change in the near term and as a result the carrying value of the fixed assets could be reduced materially.



PART II.


ITEM 1. - LEGAL PROCEEDINGS

USAir Litigation


     On December 6, 1995, the Company commenced litigation against USAir for wrongful termination of the USAir Agreement. The complaint was filed in the Circuit Court of Cook County, Illinois, and seeks declaratory and injunctive relief, or damages for breach of contract in excess of $186 million. The complaint alleges that USAir breached its obligations under the USAir Agreement by failing and refusing to cooperate with the Company during the 30-day period to cure defaults under the USAir Agreement and by defeating the Company's right to a cure period. On December 7, 1995, the Company sought a restraining order, enjoining USAir from acting to effect a termination of the USAir Agreement before the Company had been given the opportunity to cure. This motion was denied. On December 14, 1995, the Company's motion for a preliminary injunction, seeking similar injunction relief, was also denied. USAir answered the complaint on December 13, 1995, generally denying the allegations in the complaint. No counterclaims were asserted against the Company in the answer. On January 12, 1996, the court ordered that the litigation be transferred from the Chancery Division to the Law Division, and on March 15, 1996 the case was placed on the commercial calendar. In September, 1996, USAir filed a motion for summary judgment. On November 14, 1996, the USAir motion for summary judgment was denied. The Company is planning to be begin discovery activity in December, 1996.

Continental Litigation
     On October 28, 1996, Continental filed a complaint against the Company in the District Court of Harris County, Texas alleging that the Company had failed to (i) make a $750,000 payment to Continental required pursuant to the April 5, 1996 amendment to the contract, (ii) pay guaranteed commissions to Continental as specified in the contract, (iii) supply and install equipment in accordance with the provisions of the contract, (iv) use funds of the Company's private debt placement as were needed to perform under the contract and (v) use reasonable skill and competence in modifying Continental's aircraft while installing the FlightLink II system. Concurrent with the execution of the amendment to the Telecommunication System Agreement, Continental dismissed without prejudice, its lawsuit. (See "Relations with Continental
Airlines, Inc.")

Epson Litigation
At the time of the USAir contract cancellation, the Company had been invoiced by Epson America, Inc. ("Epson") $683,000 for seatback screens for the FlightLink II system. During the ensuing months, the Company attempted to negotiate a settlement of the invoiced amount as well as $3.3 million alleged by Epson to be owing for future deliveries. Epson submitted the dispute to arbitration before the American Arbitration Association in Los Angeles, California. In October, 1996 in United States District Court Central District of California Epson sought a writ of attachment against the assets of the Company located in California, to expedite collection of the $683,000. On November 8 the court granted the writ requested subject to entry of a final order and posting of a bond by Epson. Upon issuance of the final order and the posting of the bond, Epson will have a right to a possesory security interest in the Company's assets in California as security for payment of a favorable judgment award arising from the pending arbitration. The security interest, if taken, might result in the Company being in violation of a covenant in the Indenture under which the Senior Discount Notes were issued which limit the nature and amount of liens on the Company's assets. If such a lien would constitute a violation of such covenants, with notice and lapse of time without cure, an Event of Default would occur under such Indenture. The Company intends to pursue settlement discussions with Epson to resolve the disputed amounts but no assurances can be given that a satisfactory settlement will be achieved.

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

                                       IN-FLIGHT PHONE CORPORATION



Date:   November 27, 1996          By: /s/ Michael K. Nissenbaum
                                       --------------------------------------
                                       Michael K. Nissenbaum
                                       Chief Financial Officer
                                       Vice President - Finance & Administration
                                       Secretary & Treasurer

                                       Duly Authorized Officer and
                                       Principal Financial Officer.

                                EXHIBIT INDEX


DESIGNATION                           DESCRIPTION
-----------                           -----------

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

DESIGNATION                           DESCRIPTION
-----------                           -----------
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

DESIGNATION                           DESCRIPTION
-----------                           -----------
   10.19 Employment Agreement between the Registrant and Anand B. Malani (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company's Registration Statement on Form S-4 dated November 13, 1995, file number 33-92752).

   10.23 Letter Agreement among the Registrant, MCI Telecommunications Corporation and Continental Airlines, Inc., incorporated as
                Exhibit 10.23 on Form 10-Q dated November 26, 1996, file number 33-92752 (1)

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

   27           Financial Data Schedule

--------------------
   (1) Certain confidential information has been deleted from the public filing of this document. A request for confidential treatment of this information has been filed with the Commission.