Form 10-Q/A
period 1996-09-30
IN FLIGHT PHONE CORP
filed 1997-02-27
CIK 945899

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549




                                 FORM 10-Q/A


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


   10.23 Letter Agreement among the Registrant, MCI Telecommunications Corporation and Continental Airlines, Inc., incorporated as
                Exhibit 10.23 on Form 10-Q dated November 26, 1996, file number 33-92752.


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